Form 10-K/A
Wells Fargo Commercial Mortgage Trust 2014-LC18
filed 2016-04-05
CIK 1626941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

21045

(Zip Code)

Registrant?s telephone number, including area code:

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

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant?s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 24, 2016 (the “Original Form 10-K”) is to file an amended Report on Assessment of Compliance for CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant, dated February 4, 2016 as a replacement to the Report on Assessment of Compliance filed as Exhibit 33.8 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K.  Due to an error in table formatting, Appendix A of Exhibit 33.8 to the Original Form 10-K did not clearly identify which servicing criteria were applicable or inapplicable.  The amended Exhibit 33.8 included in this Amendment clearly identifies which servicing criteria are applicable and which are inapplicable.

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.2 National Cooperative Bank, N.A. (as successor to NCB, FSB) as NCB Master Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.3 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.4 National Cooperative Bank, N.A. (as successor to NCB, FSB) as NCB Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
33.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
33.7 Park Bridge Lender Services LLC, as Trust Advisor (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
33.10 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.11 Wells Fargo Bank, National Association, as Primary Servicer of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.12 Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.14 Wells Fargo Bank, National Association, as Custodian of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.15 Park Bridge Lender Services LLC, as Trust Advisor of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the JW Marriott New Orleans Mortgage Loan (see Exhibit 33.8)

33.17 National Tax Search, LLC, as Servicing Function Participant of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Depot Park Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.19 Rialto Capital Advisors, LLC, as Special Servicer of the Depot Park Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Depot Park Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.21 Wells Fargo Bank, National Association, as Custodian of the Depot Park Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.22 Park Bridge Lender Services LLC, as Trust Advisor of the Depot Park Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Depot Park Mortgage Loan (see Exhibit 33.8)

33.24 National Tax Search, LLC, as Servicing Function Participant of the Depot Park Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Mills Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.26 Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Mills Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.27 Wells Fargo Bank, National Association, as Custodian of the Colorado Mills Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Colorado Mills Mortgage Loan (see Exhibit 33.8)

33.29 National Tax Search, LLC, as Servicing Function Participant of the Colorado Mills Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.2 National Cooperative Bank, N.A. (as successor to NCB, FSB) as NCB Master Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.3 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.4 National Cooperative Bank, N.A. (as successor to NCB, FSB) as NCB Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
34.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
34.7 Park Bridge Lender Services LLC, as Trust Advisor (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
34.10 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.11 Wells Fargo Bank, National Association, as Primary Servicer of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.12 Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.14 Wells Fargo Bank, National Association, as Custodian of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.15 Park Bridge Lender Services LLC, as Trust Advisor of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.17 National Tax Search, LLC, as Servicing Function Participant of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Depot Park Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.19 Rialto Capital Advisors, LLC, as Special Servicer of the Depot Park Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Depot Park Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.21 Wells Fargo Bank, National Association, as Custodian of the Depot Park Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.22 Park Bridge Lender Services LLC, as Trust Advisor of the Depot Park Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Depot Park Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.24 National Tax Search, LLC, as Servicing Function Participant of the Depot Park Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Mills Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.26 Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Mills Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.27 Wells Fargo Bank, National Association, as Custodian of the Colorado Mills Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Colorado Mills Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.29 National Tax Search, LLC, as Servicing Function Participant of the Colorado Mills Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.2 National Cooperative Bank, N.A. (as successor to NCB, FSB) as NCB Master Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.3 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.4 National Cooperative Bank, N.A. (as successor to NCB, FSB) as NCB Special Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
35.6 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.8 Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Depot Park Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.11 Rialto Capital Advisors, LLC, as Special Servicer of the Depot Park Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Depot Park Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Mills Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Mills Mortgage Loan (filed as Exhibit 35.14 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of December 12, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on December 31, 2014 under Commission File No. 333-195164-03 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of December 12, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on December 31, 2014 under Commission File No. 333-195164-03 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of December 12, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on December 31, 2014 under Commission File No. 333-195164-03 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of December 12, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on December 31, 2014 under Commission File No. 333-195164-03 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of December 12, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and NCB, FSB (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on December 31, 2014 under Commission File No. 333-195164-03 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of December 12, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Walker & Dunlop Commercial Property Funding I WF, LLC and Walker & Dunlop Commercial Property Funding, LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on December 31, 2014 under Commission File No. 333-195164-03 and incorporated by reference herein)

99.7 Primary Servicing Agreement, dated as of December 1, 2014, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on December 31, 2014 under Commission File No. 333-195164-03 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: April 5, 2016

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.2 National Cooperative Bank, N.A. (as successor to NCB, FSB) as NCB Master Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.3 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.4 National Cooperative Bank, N.A. (as successor to NCB, FSB) as NCB Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
33.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
33.7 Park Bridge Lender Services LLC, as Trust Advisor (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
33.10 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.11 Wells Fargo Bank, National Association, as Primary Servicer of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.12 Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.14 Wells Fargo Bank, National Association, as Custodian of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.15 Park Bridge Lender Services LLC, as Trust Advisor of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the JW Marriott New Orleans Mortgage Loan (see Exhibit 33.8)

33.17 National Tax Search, LLC, as Servicing Function Participant of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Depot Park Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.19 Rialto Capital Advisors, LLC, as Special Servicer of the Depot Park Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Depot Park Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.21 Wells Fargo Bank, National Association, as Custodian of the Depot Park Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.22 Park Bridge Lender Services LLC, as Trust Advisor of the Depot Park Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Depot Park Mortgage Loan (see Exhibit 33.8)

33.24 National Tax Search, LLC, as Servicing Function Participant of the Depot Park Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Mills Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.26 Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Mills Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.27 Wells Fargo Bank, National Association, as Custodian of the Colorado Mills Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

33.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Colorado Mills Mortgage Loan (see Exhibit 33.8)

33.29 National Tax Search, LLC, as Servicing Function Participant of the Colorado Mills Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.2 National Cooperative Bank, N.A. (as successor to NCB, FSB) as NCB Master Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.3 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.4 National Cooperative Bank, N.A. (as successor to NCB, FSB) as NCB Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
34.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
34.7 Park Bridge Lender Services LLC, as Trust Advisor (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
34.10 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.11 Wells Fargo Bank, National Association, as Primary Servicer of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.12 Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.14 Wells Fargo Bank, National Association, as Custodian of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.15 Park Bridge Lender Services LLC, as Trust Advisor of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.17 National Tax Search, LLC, as Servicing Function Participant of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Depot Park Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.19 Rialto Capital Advisors, LLC, as Special Servicer of the Depot Park Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Depot Park Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.21 Wells Fargo Bank, National Association, as Custodian of the Depot Park Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.22 Park Bridge Lender Services LLC, as Trust Advisor of the Depot Park Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Depot Park Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.24 National Tax Search, LLC, as Servicing Function Participant of the Depot Park Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Mills Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.26 Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Mills Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.27 Wells Fargo Bank, National Association, as Custodian of the Colorado Mills Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Colorado Mills Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

34.29 National Tax Search, LLC, as Servicing Function Participant of the Colorado Mills Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.2 National Cooperative Bank, N.A. (as successor to NCB, FSB) as NCB Master Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.3 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.4 National Cooperative Bank, N.A. (as successor to NCB, FSB) as NCB Special Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)
35.6 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.8 Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the JW Marriott New Orleans Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Depot Park Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.11 Rialto Capital Advisors, LLC, as Special Servicer of the Depot Park Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Depot Park Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Mills Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

35.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Mills Mortgage Loan (filed as Exhibit 35.14 to the Original 10-K under Commission File No. 333-195164-03 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of December 12, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on December 31, 2014 under Commission File No. 333-195164-03 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of December 12, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on December 31, 2014 under Commission File No. 333-195164-03 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of December 12, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on December 31, 2014 under Commission File No. 333-195164-03 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of December 12, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on December 31, 2014 under Commission File No. 333-195164-03 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of December 12, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and NCB, FSB (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on December 31, 2014 under Commission File No. 333-195164-03 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of December 12, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Walker & Dunlop Commercial Property Funding I WF, LLC and Walker & Dunlop Commercial Property Funding, LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on December 31, 2014 under Commission File No. 333-195164-03 and incorporated by reference herein)

99.7 Primary Servicing Agreement, dated as of December 1, 2014, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on December 31, 2014 under Commission File No. 333-195164-03 and incorporated by reference herein)